Form 10-Q
period 1996-03-31
ARDEN INDUSTRIAL PRODUCTS INC
filed 1996-05-15
CIK 916835

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                              --------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number                        0-23308
                      ----------------------------------------------------------

                         ARDEN INDUSTRIAL PRODUCTS, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                      41-0980556
- - -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            560 Oak Grove Parkway, Vadnais Heights, Minnesota   55127
- - --------------------------------------------------------------------------------
               (Address of Principal Executive Office)  (Zip Code)

                                 (612) 490-6800
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 1, 1996, there were 6,989,456 common shares outstanding.

ARDEN INDUSTRIAL PRODUCTS, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                          Page #
        Condensed Balance Sheets
           March 31, 1996 and June 30, 1995                                   3
        Condensed Statements of Income
           For the Three and Nine Months Ended March 31, 1996 and 1995        4
        Condensed Statements of Cash Flows
           For the Nine Months Ended March 31, 1996 and 1995                  5
        Notes to Condensed Financial Statements                               6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7


PART II.  OTHER INFORMATION

Item 5. Other Information                                                     9

Item 6. Exhibits and Reports on Form 8-K                                      9

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements


ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            March 31,       June 30,
                                                                              1996            1995
                                                                            UNAUDITED
                                                                            ---------      ---------
ASSETS
Current Assets
  Cash and cash equivalents                                                 $      20      $     602
  Trade receivables                                                            12,544         10,498
  Inventories                                                                  21,192         21,893
  Prepaid expenses                                                                408            280
  Deferred income taxes                                                         1,950          1,345
                                                                            ---------      ---------
     Total Current Assets                                                      36,114         34,618
                                                                            ---------      ---------
Property and Equipment, Net                                                     5,829          5,789
                                                                            ---------      ---------
                                                                            $  41,943      $  40,407
                                                                            ---------      ---------
                                                                            ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Trade payables                                                            $   7,355      $   7,504
  Accrued expenses                                                              3,617          2,142
                                                                            ---------      ---------
     Total Current Liabilities                                                 10,972          9,646
                                                                            ---------      ---------

Commitments and Contingencies                                                     ---            ---

Shareholders' Equity
  Common stock - par value $.01; authorized 25,000 shares;
     issued and outstanding 6,989 and 6,989 shares, respectively                   70             70
  Additional paid-in capital                                                   16,138         16,138
  Retained earnings                                                            14,763         14,553
                                                                            ---------      ---------
     Total Shareholders' Equity                                                30,971         30,761
                                                                            ---------      ---------
                                                                            $  41,943      $  40,407
                                                                            ---------      ---------
                                                                            ---------      ---------


THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED STATEMENTS OF INCOME - UNAUDITED
FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                              For the Three Months Ended         For the Nine Months Ended
                                                      March 31,                          March 31,
                                                 1996           1995                1996           1995
                                               --------       --------            --------       --------
Sales                                          $ 25,223       $ 23,185            $ 66,090       $ 63,278
Cost of goods sold                               17,845         15,896              46,945         43,477
                                               --------       --------            --------       --------
   Gross Profit                                   7,378          7,289              19,145         19,801
Operating expenses                                7,022          5,631              18,863         15,732
                                               --------       --------            --------       --------
   Operating Income                                 356          1,658                 282          4,069
Other income, net                                     5             98                  60            326
                                               --------       --------            --------       --------
   Income Before Income Taxes                       361          1,756                 342          4,395
Federal and state income tax expense                135            672                 132          1,732
                                               --------       --------            --------       --------
Net Income                                     $    226       $  1,084            $    210       $  2,663
                                               --------       --------            --------       --------
                                               --------       --------            --------       --------
Net Income Per Common and Common
 Equivalent Shares Outstanding                 $    .03       $    .16            $    .03       $    .38
                                               --------       --------            --------       --------
                                               --------       --------            --------       --------
Weighted Average  Number of Common and
 Common Equivalent Shares Outstanding             6,989          6,989               6,989          6,986
                                               --------       --------            --------       --------
                                               --------       --------            --------       --------


THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
(IN THOUSANDS)


                                                                1996           1995
                                                              --------       --------
Operating Activities
  Net income                                                  $    210       $  2,663

  Adjustments to reconcile net income to cash
   used in operating activities:
     Depreciation                                                1,098            813
     Provision for inventory obsolescence                        1,447            776
     Deferred income taxes                                        (605)          (200)
     Changes in operating assets and liabilities
        Trade receivables                                       (2,076)        (1,795)
        Inventories                                               (746)        (5,468)
        Current liabilities                                      1,326          1,401
        Other                                                      (98)           (30)
                                                              --------       --------
Net Cash Provided by (Used for) Operating Activities               556         (1,840)
                                                              --------       --------
Investing Activities
  Purchases of property and equipment                           (1,138)        (2,631)
                                                              --------       --------

Net Decrease in Cash and Cash Equivalents                         (582)        (4,471)

Cash and Cash Equivalents at Beginning of Period                   602          6,300
                                                              --------       --------
Cash and Cash Equivalents at End of Period                    $     20       $  1,829
                                                              --------       --------
                                                              --------       --------


THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARDEN INDUSTRIAL PRODUCTS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.   Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of March 31, 1996, the condensed statements of income for the three and nine months ended March 31, 1996 and 1995, and the condensed statements of cash flows for the nine months ended March 31, 1996 and 1995, reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of Arden Industrial Products, Inc.'s (the "Company") management, are necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These financial statements are condensed and do not include all information required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's fiscal year ended June 30, 1995 audited financial statements and notes thereto. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full fiscal year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the three months and nine months ended March 31, 1996 were $25,223,000 and $66,090,000, respectively, with net income of $226,000, or 3 cents per share, and $210,000, or 3 cents per share, respectively. Sales for the three and nine months ended March 31, 1995 were $23,185,000 and $63,278,000, respectively, with net income of $1,084,000, or 16 cents per share, and $2,663,000, or 38 cents per share, respectively.

Sales increased 8.8% for the three months and 4.4% for the nine months ended March 31, 1996 from the comparable periods last fiscal year due to increased sales to the Company's major customer and to a number of existing accounts where the Company gained additional business. The Company's major customer represents 18.0% of sales for the nine months ended March 31, 1996 up from 12.5% for the same period last year. Inventory management accounts represented 36.3% of sales for the nine months ended March 31, 1996 compared to 27.8% for the same period last year. Revenues from the Company's traditional customer base, customers in which minimal inventory management services were provided, decreased 7.8% compared to the same nine-month period last year. Sales growth was hampered by soft fastener demand from industry segments in which the Company had a large concentration of customers, including appliance and trucking; and flattening sales from larger more mature customers.

Gross margin for the third quarter of fiscal 1996 was 29.3% of sales compared to 31.4% in the prior comparable period. For the nine months ended March 31, 1996, gross margin was 29.0% of sales and 31.3% for the same period last year. The decrease in gross margin for the nine-month periods was primarily due to increased inventory obsolescence representing an additional 1.0% of sales largely due to the sharp cut in production by several customers and a large number of engineering changes implementated by inventory management customers. Gross margin was further reduced due to higher costs with the implementation of certain new inventory management programs representing an additional .4% of sales, and the balance was related to other costs.

Operating expenses were $7,022,000, or 27.8% of sales, for the third quarter of fiscal 1996 compared to $5,631,000, or 24.3% of sales, for the same period last year. For the nine months ended March 31, 1996 and 1995, operating expenses were $18,863,000, or 28.5% of sales, and $15,732,000, or 24.9% of sales, respectively. The increases in operating expenses as a percentage of sales mainly reflect the Company's intensive efforts to build new information and operating systems, and an enhanced corporate infrastructure to both generate and accommodate long-term sales growth. In addition, the increase in operating expenses reflects costs for nine months compared to three months of costs in the prior fiscal period for two new distribution centers and a corporate office that were opened mid fiscal 1995. Employee related expenses, which are the Company's largest operating expense component, amounted to 15.8% and 15.5% of sales for the three months ended March 31, 1996 and 1995, respectively, and 17.4% and 16.2% of sales for the nine months ended March 31, 1996 and 1995, respectively.

Other income was $60,000 for the nine months ended March 31, 1996 compared to $326,000 for the same period last year. The decrease reflects interest expense incurred from the Company's borrowings against its revolving line of credit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES


For the nine months ended March 31, 1996, the Company has funded operations with cash borrowed from the Company's revolving credit facility and with cash generated from operations. The Company generated cash for the nine months ended March 31, 1996 of $556,000 compared with net cash used of $1,840,000 in the same
period last year.   In the prior nine-month period, operations were funded with the proceeds received in the Company's initial public offering in March 1994.

The increase in receivables  was a result of a 20.4%, or $4,272,000, sales
increase over second quarter of fiscal 1996.   The increase in current
liablilities was due to timing of purchases and payments in the nine months ended March 31, 1996, and increased accrued expenses primarily as a result of the new information and operating systems and enhanced corporate infrastructure.

On November 30, 1995, the Company renewed its unsecured revolving credit agreement with a bank increasing and extending the commitment to $10,000,000 and the maturing date to November 30, 1997. The commitment fee is one-fourth of one percent per annum on the unused portion of the commitment. Interest on borrowings is accrued and due monthly at the LIBOR plus one and eight-tenths of one percent. The Company utilized up to $2,603,000 of the line of credit in the third quarter of fiscal 1996 and has fully paid the balance during the third quarter.

Management considers its cash needs to fund operations and capital requirements for the current fiscal year and fiscal 1997 to be adequately covered by its operations and available borrowing under the revolving credit agreement.

PART II:  OTHER INFORMATION

Item 5.   Other Information

           (a) Press release dated May 2, 1996 regarding the three months ended March 31, 1996 financial results.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Press release dated May 2, 1996 regarding the three months ended March 31, 1996 financial results.

           (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ARDEN INDUSTRIAL PRODUCTS, INC.


By   /Larry A. Carlson/                                     Date:  May 15, 1996
     -----------------------------------
     Larry A. Carlson
     Chairman of the Board, President and Chief Executive Officer


By   /Kim B. Erickson/                                      Date:  May 15, 1996
     -----------------------------------
     Kim B. Erickson
     Vice President, Finance and Chief Financial Officer

From:                                        For:
Swenson/Falker Associates Inc.               Arden Fasteners
1111 TCF Tower                               560 Oak Grove Pkwy.
Minneapolis, Minn  55402                     Vadnais Heights,  Minn.  55127
Contact:  Doug Ewing (612) 371-0000          Contact:  Kim Erickson, CFO
                                                       (612) 490-6800

FOR IMMEDIATE RELEASE

ARDEN REPORTS THIRD QUARTER RESULTS

   ST. PAUL, MINN., MAY 2 -- Arden Fasteners (Arden Industrial Products, Inc., Nasdaq:AFAS), said today that sales for its third quarter ended March 31, 1996, were $25,223,000, an increase of 8.8 percent over sales of $23,185,000 in last year's third quarter. Net income for the quarter was $226,000, or 3 cents per share, compared with net income of $1,084,000, or 16 cents per share in the third quarter of last year.
   Gross margin in the third quarter was 29.3 percent, an improvement over the
28.3 percent in this year's second quarter, but lower than last year's third quarter gross margin of 31.4 percent. Operating expense was 27.8 percent of sales in the third quarter, an improvement over 28.3 percent in the second quarter, but higher than the 24.3 percent recorded in the third quarter of last year.
   Larry A. Carlson, chairman and CEO, said, "We are pleased with our third quarter sales results. Our sales growth came from our largest customer and from a number of accounts where we have been successful at gaining market share. Our sales growth was hampered by soft fastener demand from a handful of industry segments where we have a heavy concentration of customers, and flattening sales growth from a few of our larger, more mature customers. The higher year-to-year expense ratio reflected implementation costs associated with our new information systems."
   For the nine-month period ended March 31, 1996, sales were $66,090,000, compared with net sales of $63,278,000 in the nine months ended March 31, 1995. Net income for the nine months ended March 31, 1996, was $210,000, or 3 cents per share, compared with net income of $2,663,000, or 38 cents per share in the nine-month period of last year.
   Arden Fasteners is a leading national distributor of specialty and standard fasteners to the industrial market. The company combines the most extensive product line in the fastener industry with specialized value-added services, such as inventory management (JIT) programs, to minimize fastener-related costs for its customers.

                                    - more -

ARDEN FASTENERS
Statements of Income
(In thousands except per share data)
UNAUDITED


                                                         Quarter Ended               Nine Months Ended
                                                           March 31,                     March 31,
                                                      1996           1995           1996           1995
                                                     ----------------------        ----------------------
Sales                                                $25,223        $23,185        $66,090        $63,278
Cost of goods sold                                    17,845         15,896         46,945         43,477
Gross profit                                           7,378          7,289         19,145         19,801
Operating expenses                                     7,022          5,631         18,863         15,732
Operating income                                         356          1,658            282          4,069
Net interest income                                        5             98             60            326
Income before income taxes                               361          1,756            342          4,395
Income taxes                                             135            672            132          1,732
Net income                                              $226         $1,084           $210         $2,663
Net income per common share                            $0.03          $0.16          $0.03          $0.38
Weighted average number of
 common shares outstanding                             6,989          6,989          6,989          6,986


Condensed Balance Sheets
(In thousands)                                     March 31,
                                                     1996          June 30,
                                                  (Unaudited)        1995
ASSETS
Cash                                                     $20           $602
Receivables                                           12,544         10,498
Inventory                                             21,192         21,893
Other                                                  2,358          1,625
   Total Current Assets                               36,114         34,618
Property & equipment, net                              5,829          5,789
   Total Assets                                      $41,943        $40,407

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable                                      $7,355         $7,504
Accrued expenses                                       3,617          2,142
   Total Current Liabilities                          10,972          9,646
Shareholders' equity                                  30,971         30,761
   Total Liabilities and Shareholders' Equity        $41,943        $40,407


                                     # # # #

05/02/96