Form 10-K405
period 1996-06-30
ARDEN INDUSTRIAL PRODUCTS INC
filed 1996-09-27
CIK 916835

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996           Commission File Number 0-23308

                         ARDEN INDUSTRIAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


         Minnesota                                       41-0980556
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


560 Oak Grove Parkway, Vadnais Heights, Minnesota          55127
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (612) 490-6800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No

The aggregate market value of the voting stock held by non-affiliates of the registrant (3,055,938 shares) at September 11, 1996 was $13,751,721 based on the closing price of the stock as of that date on the NASDAQ National Market System.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At September 11, 1996 there were 6,989,456 common shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's Definitive Proxy Statement of Arden Industrial Products, Inc. dated September 26, 1996 ("1996 Proxy Statement"), related to Annual Meeting of Shareholders to be held on October 28, 1996 and pages 8 through 20 of the 1996 Annual Report to Shareholders of Arden Industrial Products, Inc. ("1996 Annual Report") are incorporated into Part II and III, respectively.


                                     PART I
ITEM 1.   BUSINESS

INTRODUCTION

Arden Industrial Products, Inc. ("Arden" or the "Company") is a national distributor of specialty and standard fasteners to the industrial market, offering one of the broadest fastener lines in the industry and providing its customers with a wide range of value-added services. These services include innovative inventory management programs, engineering and design support and continuous quality assurance programs, which enable the Company's customers to lower their overall costs of purchasing, handling and designing fasteners, and assembling their products. Arden distributes fasteners to approximately 7,500 original equipment manufacturers and other industrial manufacturers, assemblers and subassemblies (collectively referred to as "OEMs") that operate in a broad range of industries, as well as to other distributors. The Company currently operates eight distribution centers in the Midwest and Southeast. The Company continues to pursue its objective of increasing its market share in the industrial fastener industry through growth in existing markets and expansion into new geographic areas.

COMPANY DEVELOPMENT

The Company was founded in 1972 under the laws of the State of Minnesota and had its initial public offering ("IPO") in March 1994. The proceeds from the IPO were used to enhance the Company's information system and corporate infrastructure to support anticipated sales growth, and expand geographically by opening three distribution centers in Raleigh, North Carolina, Columbus, Ohio, and Davenport, Iowa. In the fourth quarter of fiscal 1996, the Company decided to close its Raleigh distribution center in early fiscal 1997, as a means to reduce costs and effectively use excess capacity in its Atlanta facility.

THE INDUSTRIAL FASTENER INDUSTRY

The United States industrial fastener market is estimated to be over $6 billion in annual sales at the wholesale level, with fasteners used extensively by OEMs in the consumer, commercial, automotive, aerospace and defense industries. The market for industrial fasteners generally is related to the state of the economy and the overall level of manufacturing activity.

The industrial fastener industry is highly fragmented, with approximately 800 full-line industrial fastener distributors and approximately 3,500 other distributors that offer fasteners in addition to other products. The market is served by large distributors, such as Arden, and a number of smaller competitors that offer value-added services and compete on the basis of the best value for the price for the end user. Additionally, there are many small, regional distributors which compete primarily on the basis of price rather than product selection and value-added services. In addition, fastener manufacturers may sell their products directly to OEMs.

In recent years, OEMs have increasingly emphasized lowering their total cost of purchasing and handling fasteners. Because fasteners generally have low unit prices and OEMs may use hundreds of different fasteners to manufacture or assemble a single product, administrative and overhead costs comprise a substantial portion of an OEM's fastener related operating costs. As a result, the Company believes the number of industrial fastener distributors is consolidating as OEMs rely on fewer suppliers to provide a wider array of services. These services enable OEMs to lower their costs associated with purchasing, receiving, inspecting, storing and managing their fastener supplies and their investment in fastener inventories, and improve the quality and reliability of their fastener supplies. In addition, OEMs increasingly are relying on their distributors for fastener design and application support, allowing the OEMs to use their internal engineering resources more efficiently.

PRODUCTS

Arden maintains an extensive inventory of over 40,000 different specialty and standard fasteners. Because of its relationships with most leading fastener manufacturers, the Company has access to substantially all fasteners its customers may require. This comprehensive product line enables the Company to provide a complete and reliable supply of fasteners to its customers.

Specialty fasteners are designed for a specific function and include plastic and metal clips, clamps, cable ties, inserts, caps, plugs, passive electrical connectors and specialized lock, speed and threaded nuts. In general, specialty fasteners replace standard fasteners to improve manufacturing productivity by speeding the assembly process, or enhancing the appearance, performance or durability of the end product.

The Company's standard fastener products are used for general purposes in a wide range of applications and include nuts, bolts, screws, washers and rivets.

SERVICES

The Company provides a variety of services designed to add value for its customers and to enhance the marketing of the Company's products. The Company does not receive a specific fee for any of the value-added services.

Inventory Management Programs

The Company provides a range of value-added services for OEM customers, including inventory sourcing and purchasing, quality inspection, electronic data interchange, custom packaging, bin stocking and just-in-time delivery of fasteners to the assembly line. These services allow customers to focus on their assembly operations and reallocate plant and administrative resources, while the Company manages the customers' fastener needs. Fastener sales under inventory management programs have grown from approximately 21% of sales for fiscal 1994, to approximately 37% of sales for fiscal 1995 and approximately 44% of sales for fiscal 1996.

Engineering and Design Support

The Company provides a range of engineering and design services to its customers. The Company's product application specialists and direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate fastener for a new product or to suggest alternative fasteners that reduce overall production costs, streamline assembly, or enhance the appearance or performance of the end product. In addition, the Company maintains an extensive inventory of sample fasteners to aid customers in their design decisions.

QUALITY ASSURANCE

The Company has an established continuous quality assurance program. The Company's St. Paul distribution center was originally awarded an ISO 9002 - Certificate of Compliance in April 1995 and was re-certified in May 1996. The ISO 9002 standard, recognized world wide, is a quality assurance program which ensures process consistency. The standard independently verifies that the Company has developed detailed, written procedures for achieving and maintaining quality systems throughout the organization, and that the Company consistently follows these procedures. Management believes that, in the future, OEM customers will increasingly require that their suppliers be ISO 9002 certified.

MARKETING AND SALES

The Company markets its products and services using a team approach of personnel responsible for marketing the Company's inventory management programs to OEM customers, and maintaining and building relationships with the Company's large OEM accounts. The sales force also coordinates engineering and design support for OEMs from the Company's product application specialists and the design engineers of fastener manufacturers. Customer service representatives receive orders, assist in sourcing of products, answer customer questions and arrange for fastener samples. Furthermore, the Company advertises in trade journals, attends major trade shows and publishes product catalogs.

CUSTOMERS

The Company has approximately 7,500 OEM and distribution customers. The Company's principal customers include Carrier Corporation, Deere & Company, Frigidaire Company, Motor Coach Industries, Navistar International Transportation Corp., PACCAR, Inc., Polaris Industries Incorporated, Raytheon Appliances, Simplicity Manufacturing, Inc., Thermo King Corporation and Whirlpool Corporation. Sales to Polaris Industries represented 18%, 13% and 9% of the Company's sales for the years ended June 30, 1996, 1995 and 1994, respectively. Loss of business with Polaris Industries would have a material adverse effect on the Company's operating results.

Although the Company focuses on sales to OEM customers, it also sells to other fastener distributors. Sales to other distributors enable the Company to indirectly serve geographic areas, niche markets and OEM customers not currently targeted or served by the Company.

SOURCES OF SUPPLY

The Company strives to develop close working relationships with leading fastener manufacturers. Arden works closely with many fastener manufacturers to carry an extensive selection of specialty and standard fasteners, to be responsive to customer requests, and to design customized fasteners. Arden purchases fasteners from over 900 different suppliers.

Although some specialty fasteners are available from several different suppliers, many of these fasteners are available only from a single source. To maintain its source of specialty products, the Company has established master or authorized distributor relationships with many leading specialty fastener suppliers. Over 36% of the Company sales were from these suppliers during fiscal 1996. Management believes these supplier relationships are a competitive advantage for the Company. The Company has not experienced any material shortages in product availability and believes that it enjoys good working relationships with its suppliers of specialty fasteners.

Standard fastener products are available from a variety of manufacturers. The Company purchases such products from several different suppliers of quality fasteners from time to time depending on price and availability.

COMPETITION
The industrial fastener industry is highly competitive and fragmented, with approximately 800 full-line, industrial fastener distributors and approximately 3,500 other distributors that offer fasteners, value-added services and other products. The Company believes that no distributor supplies more than 5% of the market. Because the industrial fastener market is generally mature, sales gains will be achieved through increased market share rather than through industry expansion.

The Company considers C-Tech, a division of ITW Fastex, General Fasteners Co., Purchased Parts Group, and RB&W Corporation to be its principal competitors nationally for inventory management programs with OEM customers. The Company also competes against local and regional distributors and fastener manufacturers who sell directly to OEM customers. Some of the Company's competitors are large and have significantly greater financial resources than Arden.

The Company competes primarily based on its extensive product selection, value-added services such as inventory management programs, electronic data interchange, engineering and design support, warehouse locations and price. The Company believes that OEM customers will continue the trend to reduce the number of suppliers as a means to decrease their costs.

GOVERNMENT REGULATION

The Fastener Quality Act (the "Fastener Act") regulates the manufacture and distribution of certain high grade industrial fasteners in the United States. The Fastener Act imposes testing, certification and recordkeeping requirements on manufacturers and distributors of these fasteners, including requirements that manufacturers certify that the fasteners conform with the relevant specifications, and that this conformity has been certified by an accredited laboratory. Under the Fastener Act, these fasteners must also be traceable by lot to the manufacturer, and distributors are required to maintain lot traceability. As a result of the Fastener Act, the Company and other distributors of these types of fasteners will be required to enhance their recordkeeping and product tracking systems. Final regulations under the Fastener Act are expected to be implemented in fiscal 1997. As part of the Company's ISO 9002 certification, the Company continues to enhance its tracking and traceability systems. The Company does not anticipate that compliance with the Fastener Act will materially increase its costs.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth biographical information of the executive officers of the Company who are not directors. Biographical information of the executive officers of the Company who are also directors of the Company can be found in the Company's 1996 Proxy Statement, incorporated herein by reference.

Kim B. Erickson, age 40, is the Vice President, Finance and has been the Chief Financial Officer of the Company since he joined the Company in 1990. From 1986 to 1990, Mr. Erickson served in various capacities with Knutson Mortgage Corporation, most recently as First Vice President of Finance. Mr. Erickson is a certified public accountant.

The Company's Vice President, Sales and Marketing resigned effective January 1996 and its Vice President, Operations resigned effective August 1996. The Company is conducting an executive search to fill the vacancies.

EMPLOYEES

As of August 31, 1996, the Company had 399 full and part time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes it has a good working relationship with its employees.


ITEM 2.   PROPERTIES

The Company leases nine distribution centers listed below.


                LOCATION                 SQUARE FEET   YEAR OPENED
          St. Paul, Minnesota               77,750         1971
          Nashville, Tennessee              34,300         1981
          Atlanta, Georgia                  40,000         1987
          Chicago, Illinois                 33,000         1989
          Milwaukee, Wisconsin              14,500         1993
          Raleigh, North Carolina           19,500         1994
          Memphis, Tennessee                11,900         1994
          Columbus, Ohio                    11,600         1994
          Davenport, Iowa                   10,400         1994

The St. Paul and Nashville facilities are owned by and leased from two partnerships controlled by Larry A. Carlson and Brian P. Carlson. Larry A. Carlson is the Chairman of the Board and Chief Executive Officer of the Company. Brian P. Carlson is a director of the Company and the brother of Larry A. Carlson. The Company also leases its corporate offices located in Vadnais Heights, Minnesota (13,300 square feet, opened 1995) and has a storage facility in Roseau, Minnesota (3,200 square feet, opened 1996) to facilitate service to the Company's major customer. In the fourth quarter of fiscal 1996, the Company decided to close its Raleigh distribution center in early fiscal 1997, as a means to reduce costs and effectively use excess capacity in its Atlanta facility.


ITEM 3.   LEGAL PROCEEDINGS

As of the date hereof, the Company was not involved in any material legal proceedings.


ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the Company's 1996 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

The information contained under the caption "Arden Common Stock" in the 1996 Annual Report is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

The information contained under the caption "Selected Financial Data" in the 1996 Annual Report is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "Financial and Operations Review" in the 1996 Annual Report is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions "Statements of Income," "Balance Sheets," "Statements of Shareholders' Equity," "Statements of Cash Flows," "Notes to Financial Statements," and "Independent Auditor's Report" in the 1996 Annual Report is incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1996 Proxy Statement is incorporated herein by reference.

Information concerning executive officers of the Company who are not directors can be found under the caption "Executive Officers of the Company" in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Performance of the Company's Stock," and "Election of Directors -- Board of Directors and Committees -- Remuneration of Directors" in the 1996 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The information contained under the caption "Principal Shareholders" in the 1996 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Transactions" in the 1996 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of the report:

         1. FINANCIAL STATEMENTS. Audited financial statements as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996, are filed as part of this Form 10-K and are incorporated by reference from the 1996 Annual Report.

         2.       FINANCIAL STATEMENT SCHEDULES.

                                                                        Page
                  Independent Auditor's Report on
                     Financial Statement Schedule                        II-1

                  Schedule II -- Valuation and
                     Qualifying Accounts                                 II-2

         3.       EXHIBITS.   The following exhibits are being filed as part of
                  this Form 10-K:

                  Exhibit                                                   Method of
                  Number     Title                                           Filing
                  -------    -----                                          ---------

                  3.1        Amended and Restated Articles                     *
                             of Incorporation of the Company
                  3.2        Restated Bylaws of the Company                    *
                  4.1        Form of Common Stock Certificate                  *
                  4.4        1986 Restated Employee Stock Ownership
                               Plan and Trust                                  **
                  10.1       1993 Stock Option Plan                            *
                  10.2       Employee Stock Award Plan                         *
                  10.3       Revolving Credit and Term Loan Agreement          *
                  10.4       Amended and Restated Revolving
                               Credit Agreement                             Filed herewith
                  13         Arden Fasteners 1996 Annual Report             Filed herewith
                  23.1       Consent of McGladrey & Pullen, LLP             Filed herewith


- -------------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1, Reg. No. 33-73722
** Incorporated by reference to the Company's Registration Statement on Form
   S-8, Reg. No. 33-88026

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                      ARDEN INDUSTRIAL PRODUCTS, INC.

Date:  September 26, 1996
                                      By:     /s/ Larry A. Carlson
                                          -----------------------------------
                                          Larry A. Carlson, President and
                                          Chief Executive Officer


                                      By:     /s/ Kim B. Erickson
                                          -----------------------------------
                                          Kim B. Erickson, Vice President-
                                          Finance and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.



                            /s/ Larry A. Carlson                    9/26/96
                       ---------------------------------------      -------
                       Larry A. Carlson, Chairman of the Board,     Date
                       President and Chief Executive Officer


                            /s/ Brian P. Carlson                    9/26/96
                       ---------------------------------------      -------
                       Brian P. Carlson, Director                   Date


                            /s/ Joseph C. Levesque                  9/26/96
                       ---------------------------------------      -------
                       Joseph C. Levesque, Director                 Date


                            /s/ David D. Koentopf                   9/26/96
                       ---------------------------------------      -------
                       David D. Koentopf, Director                  Date


                            /s/ Ann Rockler Jackson                 9/26/96
                       ---------------------------------------      -------
                       Ann Rockler Jackson, Director                Date



                          INDEPENDENT AUDITOR'S REPORT
                       ON THE FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders
Arden Industrial Products, Inc.
St. Paul, Minnesota


Our audit of the financial statements of Arden Industrial Products, Inc., d/b/a/ Arden Fasteners, included Schedule II, contained herein, for each the three years in the period ended June 30, 1996.

In our opinion, such schedule presents fairly the information required to be set forth therein in conformity with generally accepted accounting principles.



                                       /s/ McGLADREY & PULLEN, LLP
                                       McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
July 29, 1996




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                 Additions
                                                                (Reductions)
                                                  Balance at     Charged to                         Balance
                                                  Beginning      Costs and        Recoveries         at end
Description                                        of Year        Expenses       (Deductions)       of Year
- --------------------------------------            ----------     -----------     ------------       --------

For the year ended June 30, 1994:
     Allowance for doubtful accounts               $   135       $      0         $      6   (a)    $    141
     Obsolescence reserve                            1,075            650             (904)  (b)         821

For the year ended June 30, 1995:
     Allowance for doubtful accounts                   141            (98)             156   (a)         199
     Obsolescence reserve                              821          1,100             (593)  (b)       1,328
     Warranty reserve                                    0            370                0               370

For the year ended June 30, 1996:
     Allowance for doubtful accounts                   199            126                1   (a)         326
     Obsolescence reserve                            1,328          1,877           (1,203)  (b)       2,002
     Warranty reserve                                  370            240                0               610


(a)  Uncollected receivables written off, net of recoveries
(b)  Obsolete inventory scrapped, net of recoveries