Form 10-K/A
ARDEN INDUSTRIAL PRODUCTS INC
filed 1996-11-15
CIK 916835

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-K/A

                               Amendment No. 1 to
                                  ANNUAL REPORT


                     Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934


      November 15, 1996, to amend 10-K for fiscal year ended June 30, 1996
-------------------------------------------------------------------------------
               (Date of Report - date of earliest event reported)


                         Arden Industrial Products, Inc.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


Minnesota                             0-23308                   41-0980556
-------------------------------------------------------------------------------
(State or other                     (Commission                (IRS Employer
jurisdiction of                     file number)             Identification No.)
incorporation)


560 Oak Grove Parkway, Vadnais Heights, Minnesota                  55127
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (612) 490-6800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (c)      EXHIBITS.

                  (27)     FINANCIAL DATA SCHEDULE.


                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 15, 1996.

                                      Arden Industrial Products, Inc.


                                      By  /s/ Michael J. Lindseth
                                          ------------------------------------
                                          Michael J. Lindseth, Chief Executive
                                              Officer