Form 10-Q
period 1996-09-30
ARDEN INDUSTRIAL PRODUCTS INC
filed 1996-11-19
CIK 916835

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-23308

                         ARDEN INDUSTRIAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                           41-0980556
(State or other jurisdiction of                     (IRS Employer Identification
No.) incorporation or organization)

             560 Oak Grove Parkway, Vadnais Heights, Minnesota 55127
               (Address of Principal Executive Office) (Zip Code)

                                 (612) 490-6800
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 8, 1996, there were 6,989,456 common shares outstanding.


ARDEN INDUSTRIAL PRODUCTS, INC.
                                      INDEX




PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                                                 Page #
         Condensed Balance Sheets
              September 30, 1996 and June 30, 1996                                                   3
         Condensed Statements of Income
              For the Three Months Ended September 30, 1996 and 1995                                 4
         Condensed Statements of Cash Flows
              For the Three Months Ended September 30, 1996 and 1995                                 5
         Notes to Condensed Financial Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                              7


PART II.  OTHER INFORMATION

Item 5.   Other Information                                                                          9

Item 6.   Exhibits and Reports on Form 8-K                                                           9



PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements



ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            September 30,     June 30,
                                                               1996            1996
                                                             UNAUDITED
                                                              -------         -------
ASSETS

Current Assets
   Cash and cash equivalents                                  $    43         $   544
   Trade receivables                                           11,803          11,852
   Inventories                                                 25,778          22,655
   Prepaid expenses                                               209             321
   Deferred tax assets                                          2,190           2,150
                                                              -------         -------
       Total Current Assets                                    40,023          37,522
                                                              -------         -------

Property and Equipment, Net                                     5,636           5,778
                                                              -------         -------

                                                              $45,659         $43,300
                                                              =======         =======



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Bank line of credit                                        $ 3,273         $   811
   Accounts payable                                             8,074           7,275
   Accrued expenses                                             3,248           4,049
                                                              -------         -------
       Total Current Liabilities                               14,595          12,135
                                                              -------         -------

Commitments and Contingencies                                      --              --

Shareholders' Equity
   Common stock - par value $.01; authorized 25,000 shares;
       issued  6,989 shares                                        70              70
   Additional paid-in capital                                  16,138          16,138
   Retained earnings                                           14,856          14,957
                                                              -------         -------
       Total Shareholders' Equity                              31,064          31,165
                                                              -------         -------
                                                              $45,659         $43,300
                                                              =======         =======


THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED STATEMENTS OF INCOME - UNAUDITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(IN THOUSANDS,  EXCEPT PER SHARE DATA)



                                             For the Three Months Ended
                                                    September 30,
                                                1996             1995
                                              --------         --------
Sales                                         $ 23,691         $ 19,916

Cost of goods sold                              17,196           14,083
                                              --------         --------

     Gross Profit                                6,495            5,833

Operating expenses                               6,685            5,920
                                              --------         --------

     Operating Loss                               (190)             (87)

Other income, net                                   24               45
                                              --------         --------

     Income Before Income Taxes                   (166)             (42)

Federal and state income tax benefit                65                6
                                              --------         --------

Net Loss                                      $   (101)        $    (36)
                                              ========         ========

Net Loss Per Common and Common
  Equivalent Shares Outstanding               $   (.01)        $   (.01)
                                              ========         ========

Weighted Average  Number of Common and
  Common Equivalent Shares Outstanding           6,989            6,989
                                              ========         ========




THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(IN THOUSANDS)


                                                            1996           1995
                                                          -------         -------
Operating Activities
   Net loss                                               $  (101)        $   (36)
   Adjustments to reconcile net income to cash
     used in operating activities:
       Depreciation                                           462             351
       Provision for inventory obsolescence                   501             354
       Deferred income taxes                                  (40)           (150)
       Changes in operating assets and liabilities
           Trade receivables                                   49             689
           Inventories                                     (3,624)         (2,627)
           Current liabilities                                 (2)         (2,140)
           Other                                              112               5
                                                          -------         -------
Net Cash Used in Operating Activities                      (2,643)         (3,554)
                                                          -------         -------

Cash Flows Used in Investing Activities
   Purchases of property and equipment                       (320)           (331)
                                                          -------         -------

Cash Flows from Financing Activities
   Net borrowings on revolving credit line                  2,462           3,308
                                                          -------         -------

Net Decrease in Cash and Cash Equivalents                    (501)           (577)
Cash and Cash Equivalents at Beginning of Period              544             602
                                                          -------         -------
Cash and Cash Equivalents at End of Period                $    43         $    25
                                                          =======         =======




THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                         ARDEN INDUSTRIAL PRODUCTS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.     Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of September 30, 1996, the condensed statements of income for the three months ended September 30, 1996 and 1995, and the condensed statements of cash flows for the three months ended September 30, 1996 and 1995, reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of the management of Arden Industrial Products, Inc. (the "Company"), are necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These financial statements are condensed and do not include all information required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the Company's fiscal year ended June 30, 1996. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full fiscal year.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward looking statements. Future operating results are subject to fluctuations not within the control of the Company.

RESULTS OF OPERATIONS

Sales for the three months ended September 30, 1996 were $23,691,000 with a net loss of $101,000, or $.01 per share compared to sales of $19,916,000 and a net loss of $36,000, or $.01 per share for the same period last year. Increased revenues were offset primarily by a decrease in gross margin and increased costs due to service and operating issues associated with the Company's information system.

Sales for the three months ended September 30, 1996 increased 19% compared to the same period last year due to increased revenues from the Company's inventory management accounts. The Company's major customer represented 18% of sales for the three months ended September 30, 1996, up from 14% for the same period last year. Sales to inventory management accounts, excluding sales to the Company's major customer, represented 30% of sales for the three months ended September 30, 1996 compared to 22% for the same period last year. Traditional customer sales represented 52% of sales for the three months ended September 30, 1996 compared to 64% for the same period last year.

The growth in sales for the first quarter of fiscal 1997 is not necessarily indicative of the Company's future sales growth. The Company anticipates that second quarter sales will approximate sales for the comparable period of fiscal 1996. This flattening of sales is caused by the seasonality in demand by our larger customers which were historically offset by new account growth.

Inventory management accounts differ from the Company's traditional customer base in that they generate greater sales volumes and include value-added services in the cost of the product. Value-added services reduce the customers' overall fastener-related procurement, handling, assembly and administrative costs. The traditional customer generally purchases fasteners based on product availability and price.

Gross margin for the three months ended September 30, 1996 and 1995 was 27.4% and 29.3% of sales, respectively. The primary reason for the decrease in gross margin was inventory shrinkage from the Company shipping product for which the information system did not automatically generate an invoice. The Company is pursuing collection of these shipments, but is uncertain as to its recoverability at this time. Management is currently implementing corrective procedures to address this issue.

Operating expenses were $6,685,000, or 28.2% of sales for the three months ended September 30, 1996 compared to $5,920,000, or 29.7% of sales, for the same period last year. The $765,000 increase in operating expenses were primarily the result of the information system issues, depreciation and software licensing fees. The costs related to the information system issues are anticipated to continue at the same level during the second quarter and at reduced levels during the second half of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 1996, the Company funded operations with cash borrowed from the Company's revolving credit facility. The Company used $2,643,000 of net cash for operations in the first three months compared with net cash used of $3,554,000 in the same period last year.

There was no change in accounts receivable in the three months ended September 30, 1996. The 19% increase in revenues was offset by improved collection efforts.

Inventory increased $3,624,000 in the three months ended September 30, 1996. Because of information system errors, the Company overpurchased inventory in order to assure adequate service to its customers. By addressing the information system issues, Management believes that the Company will be able to reduce its future inventory levels.

The Company has a $10 million unsecured revolving credit line for working capital needs, maturing November 30, 1997. Advances are due on demand. Amounts outstanding under this agreement bear interest at 1.8% over the LIBOR. The Company utilized up to $3,273,000 of the line of credit in the first quarter of fiscal 1997.

Management considers its cash needs to fund operations and capital requirements for the current fiscal year to be adequately covered by its operations and available borrowing under the revolving credit agreement.


PART II:  OTHER INFORMATION

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a) There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

           (b)  Exhibit 27 - Financial Data Schedule for SEC use

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ARDEN INDUSTRIAL PRODUCTS, INC.


By     /s/  Michael J. Lindseth                         Date:  November 19, 1996
            Michael J. Lindseth
            Chief Executive Officer and President


By     /s/  Kim B. Erickson                             Date:  November 19, 1996
            Kim B. Erickson
            Vice President, Finance and Chief Financial Officer