Form 10-Q
period 1996-12-31
ARDEN INDUSTRIAL PRODUCTS INC
filed 1997-02-14
CIK 916835

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number               0-23308

                         ARDEN INDUSTRIAL PRODUCTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                         41-0980556
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             560 Oak Grove Parkway, Vadnais Heights, Minnesota 55127
-------------------------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (612) 490-6800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____ .


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At February 10, 1997 there were 6,989,456 common shares outstanding.


ARDEN INDUSTRIAL PRODUCTS, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                          Page #
         Condensed Balance Sheets
              December 31, 1996 and June 30, 1996                             3
         Condensed Statements of Operations
              For the Three and Six Months Ended December 31, 1996 and 1995   4
         Condensed Statements of Cash Flows
              Six Months Ended December 31, 1996 and 1995                     5
         Notes to Condensed Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       7


PART II.  OTHER INFORMATION

Item 5.   Other Information                                                   9

Item 6.   Exhibits and Reports on Form 8-K                                    9




PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements



ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              December 31,  June 30,
                                                                 1996         1996
                                                               UNAUDITED
                                                              -----------   --------
ASSETS

Current Assets
   Cash and cash equivalents                                    $    49     $   544
   Trade receivables                                              8,371      11,852
   Inventories                                                   26,861      22,655
Prepaid expenses                                                    190         321
Deferred income taxes                                             2,500       2,150
                                                                -------      ------
       Total Current Assets                                      37,971      37,522
                                                                -------      ------
Property and Equipment, Net                                       5,237       5,778
                                                                -------      ------
                                                                $43,208     $43,300
                                                                =======     =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Bank line of credit                                          $ 3,086     $   811
   Accounts payable                                               6,720       7,275
   Accrued expenses                                               3,221       4,049
                                                                 ------      ------
       Total Current Liabilities                                 13,027      12,135
                                                                 ------      ------
Commitments and Contingencies                                      --          --

Shareholders' Equity
   Common stock - par value $.01; authorized 25,000 shares;
       issued 6,989 shares                                           70          70
   Additional paid-in capital                                    16,138      16,138
   Retained earnings                                             13,973      14,957
                                                                -------      ------
       Total Shareholders' Equity                                30,181      31,165
                                                                -------      ------
                                                                $43,208     $43,300
                                                                =======     =======

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF
THESE FINANCIAL STATEMENTS.




ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE PERIODS ENDED DECEMBER 31, 1996 AND 1995
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     For the Three Months Ended        For the Six Months Ended
                                                             December 31,                    December 31,
                                                        1996             1995            1996             1995
                                                     ---------        ---------        --------         --------
Sales                                                 $ 20,162         $ 20,951        $ 43,853         $ 40,867

Cost of goods sold                                      15,054           15,012          32,250           29,100
                                                      --------         --------        --------         --------
     Gross Profit                                        5,108            5,939          11,603           11,767

Operating expenses                                       6,529            5,926          13,214           11,841
                                                      --------         --------        --------         --------
     Operating Income (Loss)                            (1,421)              13          (1,611)             (74)

Other income (expense), net                                (28)              10              (4)              55
                                                      --------         --------        --------         --------
     Income (Loss) Before Income Taxes                  (1,449)              23          (1,615)             (19)

Federal and state income tax expense (benefit)            (566)               3            (631)              (3)
                                                      --------         --------        --------         --------

Net Income (Loss)                                     $   (883)        $     20        $   (984)        $    (16)
                                                      ========         ========        ========         ========


Net Income (Loss) Per Common and
  Common Equivalent Shares Outstanding                $   (.13)        $    .00        $   (.14)        $    .00
                                                      ========         ========        ========         ========

Weighted Average  Number of Common and
  Common Equivalent Shares Outstanding                   6,989            6,989           6,989            6,989
                                                      ========         ========        ========         ========

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF
THESE FINANCIAL STATEMENTS.



ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
(IN THOUSANDS)

                                                         1996         1995
                                                         ----         ----
Operating Activities
   Net loss                                            $  (984)     $   (16)

   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation                                        938          718
       Provision for doubtful accounts                      15           15
       Provision for inventory obsolescence              1,365          954
       Deferred income taxes                              (350)        (280)
       Changes in operating assets and liabilities
           Trade receivables                             3,466        1,515
           Inventories                                  (5,571)      (3,246)
           Trade payables                                 (555)      (2,366)
           Accrued expenses and other                     (697)        (175)
                                                       -------      -------
Net Cash Used For Operating Activities                  (2,373)      (2,881)
                                                       -------      -------

Investing Activities
   Purchases of property and equipment                    (397)        (888)
                                                       -------      -------

Financing Activities
   Borrowings on line of credit, net                     2,275        3,190
                                                       -------      -------

Net Decrease in Cash and Cash Equivalents                 (495)        (579)

Cash and Cash Equivalents at Beginning of Period           544          602
                                                       -------      -------

Cash and Cash Equivalents at End of Period             $    49      $    23
                                                       =======      =======

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




ARDEN INDUSTRIAL PRODUCTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.       Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of December 31, 1996, and the condensed statements of income for the three and six months ended December 31, 1996 and 1995, and the condensed statements of cash flows for the six months ended December 31, 1996 and 1995, reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of Arden Industrial Products, Inc.'s (the "Company") management, are necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These financial statements are condensed and do not include all information required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's fiscal year ended June 30, 1996 audited financial statements and notes thereto. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full fiscal year.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward looking statements. Future operating results are subject to fluctuations not within the control of the Company. This discussion should be read in conjunction with the Company's financial statements and other information contained in this and other reports filed by the Company with the Securities & Exchange Commission.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996

Sales for the three months ended December 31, 1996 were $20,162,000 with an operating loss of $1,421,000 and a net loss of $883,000, or $.13 per share. Sales for the three months ended December 31, 1995 were $20,951,000 with an operating income of $13,000 and net income of $20,000, or zero cents per share.

The operating loss for the period was a result of reduced sales and gross margin, and increased operating costs. The decline in sales for the period was a result of decreased sales to the Company's major customer which more than offset increased sales to its other customers. The decline in gross margin and operating costs in excess of historical levels were the result of procurement processes which haven't kept pace with the customers' changing demands and ensuring a high service level to its customers. We are addressing these issues.

Sales for the three months ended December 31, 1996 decreased 4%, or $789,000, compared to the same period last year. Sales to the Company's major customer decreased 44%, or $1.7 million, for the period. This decline in sales was partially offset by a 5%, or $.9 million increase in sales to the Company's other customers. The primary reason for the decrease in sales to the Company's major customer was due to a four week facility shut-down during the holiday season. The company's major customer represented 11% of sales for the three months ended December 31, 1996, down from 18% for the same period last year. Sales to inventory management accounts, excluding the Company's major customer, represented 32% of sales for the three months ended December 31, 1996 compared with 24% for the same period last year. Traditional customer sales represented 57% of sales and 58% of sales for the quarters ended December 31, 1996 and 1995, respectively. The Company anticipates flat or a slight decline in sales throughout the remainder of the fiscal year.

Inventory management accounts differ from the Company's traditional customer base in that they generate greater sales volumes and include value-added services in the cost of the product. Value-added services reduce the customer's overall fastener-related procurement, handling, assembly and administrative costs. The traditional customer generally purchases fasteners based on product availability and price.

Gross margin for the three months ended December 31, 1996 and 1995 were 25.3% and 28.3% of sales, respectively. The decrease in gross margin was primarily due to competitive pricing pressures, and increased inventory obsolescence and freight costs. Competitive pricing pressures from the Company's larger customers resulted in a 1.4% decline in gross margin. Inventory obsolescence was 4.3% of sales compared to 2.8% of sales for the same period last year. The increase in obsolescence was attributable to low inventory turns and procurement processes that haven't kept pace with customer changing demands. Higher freight costs, which decreased gross margin by .9%, were the result of an increased number of customer expedited orders. Gross margin may not move back to historical levels in the foreseeable future.

As a result of the Company's high inventory levels, low turns and material handling processes, there is a possibility of an inventory write-down for increased obsolescence by the end of the fiscal year. At this time, the magnitude of the write-down is not quantifiable, but it could be material. Management is currently analyzing its purchasing practices, its material planning philosophies, and the characteristics of the Company's inventory against better information to be derived on the customers' current and anticipated demand.

Operating expenses for the three months ended December 31, 1996, increased $603,000 or 10% to $6,529,000, or 32.4% of sales from $5,926,000, or 28.3% for the same period last year. The increased operating expenses were primarily the result of higher employee expenses and costs associated with the new information system implemented in April, 1996. The increased employee expenses were a result of the use of additional employees in customer service and warehousing operations to ensure high service levels. Employee related expenses were $4,035,000, or 20.0% of sales for the three months ended December 31, 1996 compared with $3,744,000, or 17.9% of sales for the same period last year. The new information system has resulted in an increase in operating expenses, including depreciation, licensing fees and consulting expenses.

SIX MONTHS ENDED DECEMBER 31, 1996

Sales for the six months ended December 31, 1996 were $43,853,000 with an operating loss of $1,611,000 and a net loss of $984,000, or $.14 per share. Sales for the six months ended December 31, 1995 were $40,867,000 with an operating loss of $74,000 and a net loss of $16,000 or zero cents per share.

The operating loss for the period was a result of decreased gross margin, and increased operating costs. The decline in gross margin and operating costs in excess of historical levels were the result of procurement processes which haven't kept pace with the customers' changing demands and ensuring a high service level to its customers.

Sales for the six months ended December 31, 1996 increased 7%, or $2,986,000 compared to the same period last year. The primary reason for the increased sales was due to additional sales to its existing customers. The Company's major customer represented 15% of sales for the six months ended December 31, 1996, down from 17% for the same period last year. Sales to inventory management accounts, excluding the Company's major customer, represented 31% of sales for the six months ended December 31, 1996 compared with 23% for the same period last year. Traditional customer sales represented 54% of sales and 60% of sales for the quarters ended December 31, 1996 and 1995, respectively.

Gross margin for the six months ended December 31, 1996 and 1995 were 26.5% of sales and 28.8% of sales, respectively. The decrease in gross margin was primarily the result of inventory shrinkage and inventory obsolescence. Inventory shrinkage resulted in a 1.2% decline in gross margin. The shrinkage was a result of inadequate processes in recording inventory movement upon conversion to the new information system. These processes have been addressed and corrected. Inventory obsolescence was 3.1% of sales compared to 2.3% of sales last year. The increase in obsolescence is attributable to the higher inventory levels at December 31, 1996.

Operating expenses for the six months ended December 31, 1996 increased $1,373,000, or 12% to $13,214,000, or 30.1% of sales from $11,841,000 or 29.0%
of sales for the same period last year. The increased operating expenses were primarily the result of higher employee expenses and costs associated with the new information system. The increased employee expenses were a result of the use of additional employees in customer service and warehousing operations to ensure high service levels. Employee related expenses were $8,016,000, or 18.3% of sales for the six months ended December 31, 1996 compared with $7,517,000, or 18.4% of sales for the same period last year. The new information system has resulted in an increase in certain expenses, including depreciation, software licensing fees and consulting expenses.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 1996, the Company funded operations with cash generated from operations and borrowed from the Company's revolving credit facility. The Company used $2,373,000 of net cash for operations compared with net cash used of $2,881,000 for the same period last year.

Accounts receivable decreased $3,466,000 in the six months ended December 31, 1996 due to improved collection efforts and the impact of lower sales in December, 1996 compared to the same period last year.

Inventory increased $5,571,000 in the six months ended December 31, 1996 due to procurement processes which haven't kept pace with customers' changing demands.

The Company has a $10 million unsecured revolving credit line for working capital needs, maturing November 30, 1997. The Company plans to renew the revolving credit line. Amounts outstanding under this agreement bear interest at 1.8% over the LIBOR. The Company utilized up to $4,586,000 of the line of credit in the six months ended December 31, 1996.

Management considers its cash needs to fund operations and capital requirements for the next twelve months to be adequately covered by its operations and available borrowing under the revolving credit agreement.


PART II:  OTHER INFORMATION

Item 2.  Changes in Securities

         (c) Recent Sales of Unregistered Securities. As disclosed in the registrant's Form 8-K filing, reference in Item 6(b) below, in consideration of joining the registrant as its Chief Executive Officer, Michael J. Lindseth was granted five-year option to purchase up to 350,000 shares of the registrant's Common Stock at an exercise price of $5.00 per share, 50,000 of which will vest 90 days after his commencement of employment of November 11, 1996, and 75,000 of which will vest on each of the first through fourth anniversary dates of his commencement of employment. Mr. Lindseth is entitled to accelerated vesting of his options in the event of certain future changes of control of the Company. In addition, the Company has agreed to register the shares underlying Mr. Lindseth's options under the Securities Act of 1933, as amended. The registrant is relying of Section 4(2) of the Securities Act of 1933, as amended, as the exemption for the issuance, based on the issuance having been made to one person.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                           Exhibit 27 Financial Data Schedule

         (b) The registrant filed one report on Form 8-K on November 13, 1996, relating to the appointment, on November 11, 1996, of Michael J. Lindseth as its Chief Executive Officer and a director (Items 5 and 7 of the report).


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ARDEN INDUSTRIAL PRODUCTS, INC.


By  /s/  Michael J. Lindseth                             Date: February 13, 1997
    ----------------------------------
    Michael J. Lindseth
    Chief Executive Officer and President


By  /s/   Kim B. Erickson                                Date: February 13, 1997
    ----------------------------------
    Kim B. Erickson
    Vice President, Finance and Chief Financial Officer