Form 10-Q
period 1997-03-31
ARDEN INDUSTRIAL PRODUCTS INC
filed 1997-05-15
CIK 916835

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-23308

                         ARDEN INDUSTRIAL PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                      41-0980556
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

             560 Oak Grove Parkway, Vadnais Heights, Minnesota 55127
--------------------------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (612) 490-6800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 5, 1997 there were 6,989,456 common shares outstanding.




ARDEN INDUSTRIAL PRODUCTS, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                          Page #
         Condensed Balance Sheets
              March 31, 1997 and June 30, 1996                               3
         Condensed Statements of Operations
              For the Three and Nine Months Ended March 31, 1997 and 1996    4
         Condensed Statements of Cash Flows
              Nine Months Ended March 31, 1997 and 1996                      5
         Notes to Condensed Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      7


PART II.  OTHER INFORMATION

Item 5.   Other Information                                                  9

Item 6.   Exhibits and Reports on Form 8-K                                   9




PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements



ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                March 31,   June 30,
                                                                  1997        1996
                                                               UNAUDITED
                                                                -------     -------
ASSETS

Current Assets
   Cash and cash equivalents                                    $    28     $   544
   Trade receivables                                             10,722      11,852
   Inventories                                                   23,757      22,655
   Prepaid expenses                                                 268         321
   Deferred income taxes                                          2,450       2,150
                                                                -------     -------
       Total Current Assets                                      37,225      37,522
                                                                -------     -------

Property and Equipment, Net                                       4,937       5,778
                                                                -------     -------
                                                                $42,162     $43,300
                                                                =======     =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Bank line of credit                                          $ 4,046     $   811
   Accounts payable                                               5,145       7,275
   Accrued expenses                                               2,760       4,049
                                                                -------     -------
       Total Current Liabilities                                 11,951      12,135
                                                                -------     -------

Commitments and Contingencies                                      --          --

Shareholders' Equity
   Common stock - par value $.01; authorized 25,000 shares;
       issued 6,989 shares                                           70          70
   Additional paid-in capital                                    16,138      16,138
   Retained earnings                                             14,003      14,957
                                                                -------     -------
       Total Shareholders' Equity                                30,211      31,165
                                                                -------     -------

                                                                $42,162     $43,300
                                                                =======     =======

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996
(IN THOUSANDS,  EXCEPT PER SHARE DATA)


                                                 For the Three Months Ended   For the Nine Months Ended
                                                           March 31,                   March 31,
                                                      1997          1996          1997          1996
                                                   --------      --------       --------      --------
Sales                                              $ 21,482      $ 25,223       $ 65,335      $ 66,090

Cost of goods sold                                   15,438        17,845         47,688        46,945
                                                   --------      --------       --------      --------
     Gross Profit                                     6,044         7,378         17,647        19,145

Operating expenses                                    5,932         7,022         19,146        18,863
                                                   --------      --------       --------      --------
     Operating Income (Loss)                            112           356         (1,499)          282

Other income (expense), net                             (59)            5            (63)           60
                                                   --------      --------       --------      --------
     Income (Loss) Before Income Taxes                   53           361         (1,562)          342

Federal and state income tax expense (benefit)           22           135           (609)          132
                                                   --------      --------       --------      --------
Net Income (Loss)                                  $     31      $    226       $   (953)     $    210
                                                   ========      ========       ========      ========

Net Income (Loss) Per Common and
  Common Equivalent Shares Outstanding             $    .00      $    .03       $   (.14)     $    .03
                                                   ========      ========       ========      ========

Weighted Average  Number of Common and
  Common Equivalent Shares Outstanding                6,989         6,989          6,989         6,989
                                                   ========      ========       ========      ========

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




ARDEN INDUSTRIAL PRODUCTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
(IN THOUSANDS)


                                                            1997         1996
                                                          -------      -------
Operating Activities
   Net Income (Loss)                                      $  (953)     $   209
   Adjustments to reconcile net income (loss) to cash
     provided by (used) in operating activities:
       Depreciation                                         1,399        1,098
       Provision for doubtful accounts                         30           30
       Provision for inventory obsolescence                 1,670        1,494
       Deferred income taxes                                 (300)        (605)
       Changes in operating assets and liabilities
           Trade receivables                                1,100       (2,076)
           Inventories                                     (2,772)        (793)
           Trade payables                                  (2,130)        (149)
           Accrued expenses and other                      (1,237)       1,348
                                                          -------      -------
Net Cash Provided By (Used) In Operating Activities        (3,193)         556
                                                          -------      -------
Investing Activities
   Purchases of property and equipment                       (558)      (1,138)
                                                          -------      -------
Financing Activities
   Borrowings on line of credit, net                        3,235         --
                                                          -------      -------

Net Decrease in Cash and Cash Equivalents                    (516)        (582)
Cash and Cash Equivalents at Beginning of Period              544          602
                                                          -------      -------
Cash and Cash Equivalents at End of Period                $    28      $    20
                                                          =======      =======

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




ARDEN INDUSTRIAL PRODUCTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.     Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of March 31, 1997, and the condensed statements of operations for the three and nine months ended March 31, 1997 and 1996, and the condensed statements of cash flows for the nine months ended March 31, 1997 and 1996, reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of Arden Industrial Products, Inc.'s (the "Company") management, are necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These financial statements are condensed and do not include all information required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's fiscal year ended June 30, 1996 audited financial statements and notes thereto. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full fiscal year.

2.     Bank Line of Credit

On April 30, 1997, the Company renewed its $10.0 million unsecured revolving credit agreement extending the maturity from November 30, 1997 to April 30, 1999. Amounts outstanding under this agreement bear interest at 1.8% over the LIBOR with interest paid monthly. The commitment fee is one-fourth of one percent per annum on the unused portion of the commitment. The amount outstanding was $4.0 million as of March 31, 1997.



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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997

Sales for the three months ended March 31, 1997 were $21.5 million with operating income of $112,000 and net income of $31,000, or $0.0 per share. Sales for the three months ended March 31, 1996 were $25.2 million with operating income of $356,000 and net income of $226,000, or $.03 cents per share.

Reduced operating income for the period was a result of lower sales and gross margin which was partially offset by reduced operating expenses. The decline in sales for the period was primarily a result of decreased sales to the Company's major customer and traditional customers. The decline in gross margin was a result of pricing pressures and higher freight costs partially offset by lower obsolescence. Reduced operating expenses were a result of productivity improvements and less contract labor costs.

Sales for the three months ended March 31, 1997 decreased $3.7 million, or 15%, compared to the same period last year. Sales to the Company's major customer decreased $3.2 million, or 62%, for the period due to the customer's temporary facility shut-down during March, reduced production, and to a lesser extent the loss of the customer's water craft business in March 1996. Sales to inventory management accounts, excluding the Company's major customer, increased $1.2 million, or 18%. This increase was offset with decreased sales to traditional accounts of $1.7 million, or 13%. The Company's major customer represented 9% of sales for the three months ended March 31, 1997, down from 20% for the same period last year. Sales to inventory management accounts, excluding the Company's major customer, represented 36% of sales for the three months ended March 31, 1997 compared with 26% for the same period last year. Traditional customer sales represented 55% of sales for the three months ended March 31, 1997 compared with 54% of sales for the same period last year. The Company anticipates flat sales throughout the remainder of the fiscal year.

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

Gross margins for the three months ended March 31, 1997 and 1996 were 28.1% and 29.3% of sales, respectively. The decrease in gross margin was primarily due to competitive pricing pressures and increased freight costs which were partially offset by decreased obsolescence expense. Competitive pricing pressures from the Company's larger customers resulted in a 1.4% decline in gross margin. Higher freight costs, which decreased gross margin by 0.7%, were the result of processing errors whereby freight costs were not properly charged to the customer. This problem has been resolved. Inventory obsolescence decreased 43.4% compared to the quarter ended March 31, 1996 primarily due to the initiatives underway to reduce the Company's obsolescence exposure.

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

Operating expenses for the three months ended March 31, 1997, decreased $1.1 million or 16% to $5.9 million, or 27.6% of sales from $7.0 million, or 27.8% for the same period last year. The reduction was primarily due to increased productivity which lowered payroll expense, lower contract labor costs associated with the April 1996 information system implementation, and certain non-recurring charges incurred last year. These reductions were partially offset by increased depreciation and software licensing fees related to the new information system. Employee related expenses were $3.6 million, or 16.5% of sales for the three months ended March 31, 1997 compared with $4.0 million, or 15.8% of sales for the same period last year. Operating expenses for the quarter ended March 31, 1996 included charges of $260,000 for the close-down of a distribution center, $145,000 for replacement warranty contingencies, and $200,000 for employment matters.

During April 1997, the Company closed its distribution center in Milwaukee to reduce its operating costs while servicing its customers from the Chicago distribution center. No material costs will be incurred by the Company.

NINE MONTHS ENDED MARCH 31, 1997

Sales for the nine months ended March 31, 1997 were $65.3 million with an operating loss of $1.5 million and a net loss of $953,000, or $.14 per share. Sales for the nine months ended March 31, 1996 were $66.1 million with operating income of $282,000 and net income of $210,000 or $.03 per share.

The operating loss for the period was a result of decreased sales and gross margin, and increased operating costs. The decrease in sales was primarily a result of reduced sales to the Company's major customer and traditional customers which more than offset increased sales to other customers. The decline in gross margin and higher operating costs were the result of procurement processes which haven't kept pace with the customers' changing demands while ensuring a high service level to its customers.

Sales for the nine months ended March 31, 1997 decreased $755,000, or 1%, compared to the same period last year. Sales to the Company's major customer decreased $3.4 million, or 29%, primarily as a result of the customer's two temporary facility shut-downs, reduced production, and to a lesser extent the loss of the customer's water craft business in March 1996. The Company's major customer represented 13% of sales for the nine months ended March 31, 1997, down from 18% for the same period last year. Sales to inventory management accounts, excluding the Company's major customer, increased $5.0 million, or 31%, and represented 32% of sales for the nine months ended March 31, 1997 compared with 24% for the same period last year. Traditional customer sales decreased $2.4 million, or 6%, and represented 55% of sales for the nine months ended March 31, 1997 and 58% of sales for the same period last year. The Company has focused its efforts toward serving larger traditional and inventory management accounts.

Gross margins for the nine months ended March 31, 1997 and 1996 were 27.0% of sales and 29.0% of sales, respectively. The decrease in gross margin was primarily the result of competitive pricing pressures and inventory shrinkage. Competitive pricing pressures from the Company's larger customers resulted in a 1.0% decline in gross margin. Inventory shrinkage resulted in a 0.7% decline in gross margin. The shrinkage was a result of inadequate processes in recording inventory movement upon conversion to the new information system. These processes have been corrected.

Operating expenses for the nine months ended March 31, 1997 increased $283,000, or 1.5% to $19.1 million, or 29.3% of sales from $18.9 million or 28.5% of sales for the same period last year. The increased operating expenses were primarily the result of costs associated with the information system. These costs were partially offset by certain non-recurring charges incurred last year. The information system has resulted in an increase in certain expenses, including depreciation, software licensing fees and consulting expenses. Consulting expense was significantly reduced in the third quarter of fiscal 1997 due to the completion of contract work on the systems conversion which is now implemented. Operating expenses, for the nine months ended March 31, 1996, included charges of $260,000 for the close-down of a distribution center, $145,000 for replacement warranty contingencies, and $200,000 for employment matters.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 1997, the Company funded operations with cash generated from operations and borrowed from the Company's revolving credit facility. The Company used $3.2 million of net cash for operations compared with net cash provided of $556,000 for the same period last year.

Accounts receivable decreased $1.1 million in the nine months ended March 31, 1997 due to improved collection efforts and the impact of lower sales in March 1997 compared to the same period last year.

Inventory increased $2.8 million in the nine months ended March 31, 1997 due to procurement processes which haven't kept pace with customers' changing demands. Inventory decreased $2.8 million between December 31, 1996 and March 31, 1997 and the downward trend is expected to continue, at a lesser rate, as management actively reduces surplus inventory and analyzes its purchasing practices and its material planning processes.

The Company renewed its $10.0 million unsecured revolving credit line for working capital needs, extending the maturity date to April 30, 1999. Amounts outstanding under this agreement bear interest at 1.8% over the LIBOR. The Company utilized up to $5.5 million of the line of credit in the nine months ended March 31, 1997. The Company subsequently reduced the amount outstanding to $2.0 million as of April 30, 1997.

Management considers its cash needs to fund operations and capital requirements for the next twelve months to be adequately covered by its operations and available borrowing under the revolving credit agreement.



PART II:  OTHER INFORMATION

Item 5.    Other Information

In April 1997, the Company took various actions relating to stock options for certain employees and directors of the Company. First, the Company amended its November 1996 employment agreement with Michael J. Lindseth, the Company's Chief Executive Officer, to provide that in the event, during the tenure of Mr. Lindseth's employment with the Company and on or prior to November 5, 1997, of a sale of all or substantially all of the assets of the Company or a change in the beneficial ownership of at least a majority of the Company's Common Stock, Mr. Lindseth would vest on an accelerated basis in an additional 150,000 of his options to purchase Common Stock of the Company, instead of 75,000 of such options. Mr. Lindseth currently is vested in 50,000 of his 350,000 options. The Company also amended the exercise price applicable to Mr. Lindseth's options to $3.75 per share.

Second, the Company amended the exercise price applicable to Common Stock purchase options previously granted under the Company's 1993 Stock Option Plan (the "Plan") on a formula basis to certain of the Company's non-employee directors, namely Joseph Levesque (10,000 options), David Koentopf (8,542 options) and Ann Jackson (7,917 options). The new exercise price for such options is $3.75 per share. The remaining provisions of the options are unchanged.

Third, the Company granted 219,500 Common Stock purchase options under the Plan at $3.75 per share to an aggregate of 62 employees, including 30,000 options to Kim Erickson, the Company's Chief Financial Officer. Further, the Company granted an additional 67,000 options under the Plan at $3.75 per share to eleven employees, including 15,000 options to Mr. Erickson, in replacement of a like number of options previously granted at higher exercise prices. All of the new and replacement options are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended. The options will vest at a rate of 25% per each full year of service to the Company from and after the date of grant, and are exercisabe, once vested, for 10 years from and after the date of grant. However, in the event that during the tenure of an employee's employment with the Company, there is a sale of all or substantially all of the assets of the Company or a change in the beneficial ownership of at least a majority of the Company's Common Stock, the employee's options will fully vest.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 27 Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1997.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ARDEN INDUSTRIAL PRODUCTS, INC.


By   /s/  Michael J. Lindseth                             Date:  May 14, 1997
     ----------------------------------
     Michael J. Lindseth
     Chief Executive Officer and President


By   /s/ Kim B. Erickson                                  Date:  May 14, 1997
     ----------------------------------
     Kim B. Erickson
     Vice President, Finance and Chief Financial Officer